Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1992 D LTD
filed 1997-08-13
CIK 899845

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       68,909       $       93,601
              Nonoperating interests income receivable                                        126,763              163,495
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       195,672              257,096
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,298,232            4,191,924
         Less-Accumulated amortization                                                     (2,090,972)          (1,926,743)
                                                                                       ---------------     ----------------
                                                                                            2,207,260            2,265,181
                                                                                       ---------------     ----------------
                                                                                       $    2,402,932       $    2,522,277
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,196       $        8,721
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,397,736            2,513,556
                                                                                       ---------------     ----------------
                                                                                       $    2,402,932       $    2,522,277
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       104,927   $        96,164  $       346,814   $       224,327
   Interest income                                        697             1,145            1,228             2,378
                                              ---------------   ---------------  ---------------   ---------------
                                                      105,624            97,309          348,042           226,705
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        69,692            58,031          164,229           136,509
   General and administrative                          16,132            19,632           37,105            39,474
                                              ---------------   ---------------  ---------------   ---------------
                                                       85,824            77,663          201,334           175,983
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        19,800   $        19,646  $       146,708   $        50,772
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $            --  $           .03   $           .01
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      146,708          $        50,722
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     164,229                  136,509
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 36,732                  (35,875)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              347,669                  151,356
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (106,308)                 (91,332)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                   82,733
    Increase (decrease) in payable related to excess costs                              (3,525)                     721
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (109,833)                  (7,878)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (262,528)                (175,597)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (24,692)                 (32,119)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        93,601                  131,839
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       68,909          $        99,720
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 9 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $2,033 or 2 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to increased oil and gas production. An increase of 44 percent in oil production and 16 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined when compared to second quarter 1996 gas prices, partially offsetting the increased production revenues.

      Associated amortization expense increased 20 percent or $11,661.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests increased 55 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales increased $107,982 or 31 percent in the first six months of 1997 over the corresponding period in 1996. An increase of 23 percent in gas production and 17 percent in oil production were major contributing factors to the increased revenues for the period. Increased gas prices of 14 percent or $.33/MCF further contributed to the revenue increases.

      Associated amortization expense increased 20 percent or $27,720.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1992-D, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer