Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1992 D LTD
filed 1997-11-12
CIK 899845

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to _____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                  PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       37,615       $       93,601
              Nonoperating interests income receivable                                        139,998              163,495
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       177,613              257,096
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,326,828            4,191,924
         Less-Accumulated amortization                                                     (2,156,690)          (1,926,743)
                                                                                       ---------------     ----------------
                                                                                            2,170,138            2,265,181
                                                                                       ---------------     ----------------
                                                                                       $    2,347,751       $    2,522,277
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,482       $        8,721
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,341,269            2,513,556
                                                                                       ---------------     ----------------
                                                                                       $    2,347,751       $    2,522,277
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                              --------------------------------   ---------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from non operating interests        $       119,300   $       129,824  $       466,114   $       354,151
   Interest income                                        272               747            1,499             3,124
                                              ---------------   ---------------  ---------------   ---------------
                                                      119,572           130,571          467,613           357,275
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        65,718           492,480          229,947           628,989
   General and administrative                          20,584            17,905           57,688            57,378
                                              ---------------   ---------------  ---------------   ---------------
                                                       86,302           510,385          287,635           686,367
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        33,270   $      (379,814) $       179,978   $      (329,092)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $          (.09) $           .04   $          (.08)
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      179,978          $      (329,092)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     229,947                  628,989
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 23,497                  (28,285)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     433,422                  271,612
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                     (134,904)                (149,134)
    Proceeds from sales of nonoperating interests
     in oil and gas properties                                                              --                   84,087
    Increase (decrease) in payable related to excess costs                              (2,239)                     144
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (137,143)                 (64,903)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (352,265)                (271,848)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (55,986)                 (65,139)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        93,601                  131,839
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       37,615          $        66,700
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 8 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $33,829 or 17 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 22 percent or $.68/MCF in gas prices and 19 percent or $3.99/BBL in oil prices had a significant impact on partnership performance. Current quarter oil production increased 14 percent when compared to third quarter 1996 oil production, partially offsetting the effect of the decreased prices.

      Associated amortization expense decreased 3 percent or $2,098.

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

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 32 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales increased $74,153 or 14 percent in the first nine months of 1997 over the corresponding period in 1996. An increase of 16 percent in gas production and 16 percent in oil production were major contributing factors to the increased revenues for the period. Decreased oil prices of 6 percent or $1.16/BBL partially offset the production increases.

      Associated amortization expense increased 13 percent or $25,622.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 for $424,664 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1992-D, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer