Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1992 D LTD
filed 1998-08-14
CIK 899845

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                 Yes  X    No
                                     ---

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                8

PART II.    OTHER INFORMATION                                                          10


SIGNATURES                                                                             11

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,326       $       73,712
              Nonoperating interests income receivable                                         38,584              134,665
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         39,910              208,377
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,346,838            4,318,871
         Less-Accumulated amortization                                                     (2,361,166)          (2,225,116)
                                                                                       ---------------     ----------------
                                                                                            1,985,672            2,093,755
                                                                                       ---------------     ----------------
                                                                                       $    2,025,582       $    2,302,132
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,840       $        8,713
                                                                                       ---------------     ----------------

         Interest Holders' Capital (4,281,996 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,997,276            2,258,832
         General Partners' Capital                                                             22,466               34,587
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   2,019,742            2,293,419
                                                                                       ---------------     ----------------
                                                                                       $    2,025,582       $    2,302,132
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        61,190   $       104,927  $        77,493   $       346,814
   Interest income                                         --               697              326             1,228
                                              ---------------   ---------------  ---------------   ---------------
                                                       61,190           105,624           77,819           348,042
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        93,284            69,692          136,050           164,229
   General and administrative                          18,142            16,132           33,957            37,105
                                              ---------------   ---------------  ---------------   ---------------
                                                      111,426            85,824          170,007           201,334
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       (50,236)  $        19,800  $       (92,188)  $       146,708
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $            --  $          (.02)  $           .03
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                               ---------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (92,188)         $       146,708
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     136,050                  164,229
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 96,081                   36,732
        Increase (decrease) in accounts payable                                         (2,873)                  (3,525)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              137,070                  344,144
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (27,967)                (106,308)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (181,489)                (262,528)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (72,386)                 (24,692)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        73,712                   93,601
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,326          $        68,909
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

Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $137,070 and $344,144 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $181,489 and $262,528 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 42 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $43,393 or 30 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 26 percent and oil production declined 28 percent. The decrease in production volumes had a significant impact on partnership performance. Also, current quarter oil prices declined 36 percent or $6.18/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 23 percent or $.41/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1992-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 34 percent or $23,592 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 16 percent or $11,178 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 of $34,770 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 78 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $291,596 or 64 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 29 percent or $.75/MCF and in oil prices of 40 percent or $7.61/BBL, had a significant impact on partnership performance. Also, current period gas and oil production declined 55 percent and 31 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. Production declines are due to unanticipated depletion of a producing zone in a South Louisiana well in which the partnership has a significant interest (AMC - So. Louisiana Acquisition).

      Total amortization expense for the first six months of 1998 decreased 17 percent or $28,179 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 38 percent or $62,949 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 of $34,770 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1992-D, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ----------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ----------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer